Form 10-K
period 2001-12-31
MONEY STORE HOME EQUITY CORP
filed 2003-03-28
CIK 881039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       Commission file number 033-58128-35
                                              ------------

        HOMEQ (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT DATED AS OF FEBRUARY 28, 2001 PROVIDING FOR THE ISSUANCE OF THE HOMEQ TRUST SERIES 2001-A).

                              HOMEQ SERVICING CORP.
                            THE MONEY STORE/D.C. INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    *                                          *
------------------------------------------------   -------------------------
      (State or other jurisdiction                   (Trust I.R.S. Employer
    of incorporation or organization)                  Identification No.)

   707 Third Street, West Sacramento, California              95605
------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (917) 617-1000
                                                           --------------

          Securities registered pursuant to section 12(b) of the Act:

Title of Each Class               Name of Each Exchange on which registered
-------------------               -----------------------------------------
       NONE                                           NONE

          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                   ----------
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                                         State of              IRS Employer

Registrant                               Incorporation         ID Number
----------                               -------------         ---------
HomEq Servicing Corp.

The Money Store/D.C. Inc.                D.C.                  22-2133027

The Money Store Home Equity Corp.        Kentucky              22-2522232

The Money Store/Minnesota Inc.           Minnesota             22-3003495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

        Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001.

        Not Applicable


                                     PART I

ITEM 1.   BUSINESS

          Omitted.

ITEM 2.   PROPERTIES

          Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

          Reference is made to the Annual Statement attached hereto as Exhibit
          13.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

ITEM 6.   SELECTED FINANCIAL DATA

          Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Omitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)      None

          (b)-(d)  Omitted.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

          (a)
                 1.  Not applicable.

                 2.  Not applicable

                 3.  Exhibits

                 13. Annual Statement

                 20. Annual Compliance Certificate

                 99. Annual Independent Accountant's Report on the Servicer's
                     compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

          (b)-(d)  Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 29th day of March, 2002.


                                            HOMEQSERVICING CORP.
                                            THE MONEY STORE/D.C. INC.
                                            THE MONEY STORE HOME EQUITY CORP.
                                            THE MONEY STORE/MINNESOTA INC.



                                            By:    /s/ Arthur Q. Lyon
                                            Name:  Arthur Q. Lyon
                                            Title: Chief Financial Officer

                                  EXHIBIT INDEX


Description                                          Page Number
-----------                                          -----------
Annual Statement

Annual Compliance Certificate

Annual Independent Accountant's Report